Form 10-Q
period 2026-03-31
Pono Capital Four, Inc.
filed 2026-05-14
CIK 2108164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-43191

PONO CAPITAL FOUR, INC.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 210, 2nd Floor Windward III, Regatta Office Park, PO Box 500

Grand Cayman, Cayman Islands

(206) 923-9234

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one right to receive one-fifth of one Class A Ordinary Share	PONOU	The Nasdaq Stock Market LLC
Class A Ordinary Share, $0.0001 par value per share	PONO	The Nasdaq Stock Market LLC
Share Rights to receive one-fifth of one Class A Ordinary Share	PONOR	The Nasdaq Stock Market LLC

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of May 14, 2026, there were 12,205,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,142,857 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PONO CAPITAL FOUR, INC.
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

i

Part I - Financial Information

Item 1. Financial Statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED BALANCE SHEET

March 31,
2026
(Unaudited)
Assets:
Current assets
Cash	$484,421
Prepaid expenses – current	74,211
Total current assets	558,632
Non-current assets
Cash and marketable securities held in Trust Account	120,175,323
Prepaid expenses – non-current	64,052
Total non-current assets	120,239,375
Total Assets	$120,798,007

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$25,509
Accrued expenses	855
Due to related party	6,129
Over-allotment liability	103,000
Total current liabilities	135,493
Non-current liabilities
Deferred underwriting commissions	2,500,000
Total non-current liabilities	2,500,000
Total Liabilities	2,635,493

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption; $0.0001 par value; 12,000,000 shares issued and outstanding at redemption value of approximately $10.01	120,175,323

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Ordinary Shares, $0.0001 par value, 200,000,000 shares authorized; 205,000 issued and outstanding (excluding 12,000,000 shares subject to possible redemption)	21
Class B Ordinary Shares, $0.0001 par value, 20,000,000 shares authorized; 5,914,286 shares issued and outstanding(1)(2)	591
Additional paid-in capital	—
Accumulated deficit	(2,013,421)
Total Shareholders’ Deficit	(2,012,809)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$120,798,007

(1)	On January 22, 2026, through a share dividend, the Company issued an additional 1,232,143 founder shares to our sponsor, resulting in our sponsor holding an aggregate of 7,392,857 founder shares. The Company’s stockholders currently hold 5,914,286 founder shares after the Company forfeited 1,478,571 founder shares in connection with pricing of the offering. All share amounts and related information have been retroactively restated to reflect the share dividend (Note 6).
(2)	Includes up to 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

For the Period From
January 2, 2026 (inception) Through
March 31, 2026
Formation, general and administrative expenses	$165,262
Loss from operations	(165,262)

Other income:
Income earned on cash and marketable securities held in Trust Account	175,323
Change in fair value of over-allotment liability	32,000
Other income, net	207,323
Net income	$42,061

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	2,157,303

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.01

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	36,854

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.01

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares(1)(2)	5,142,860

Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.01

(1)	On January 22, 2026, through a share dividend, the Company issued an additional 1,232,143 founder shares to our sponsor, resulting in our sponsor holding an aggregate of 7,392,857 founder shares. The Company’s stockholders currently hold 5,914,286 founder shares after the Company forfeited 1,478,571 founder shares in connection with pricing of the offering. All share amounts and related information have been retroactively restated to reflect the share dividend (Note 6).
(2)	Excludes up to 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD FROM JANUARY 2, 2026 (INCEPTION) THROUGH MARCH 31, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 2, 2026 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)(2)	—	—	5,914,286	591	24,409	—	25,000
Fair value of Public Rights included in Public Units	—	—	—	—	3,583,166	—	3,583,166
Sale of Private Placement Units	190,000	19	—	—	1,899,981	—	1,900,000
Issuance of Representative Shares	15,000	2	—	—	149,998	—	150,000
Allocated value of transaction costs to rights	—	—	—	—	(118,082)	—	(118,082)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(5,539,472)	(2,055,482)	(7,594,954)
Net income	—	—	—	—	—	42,061	42,061
Balance – March 31, 2026	205,000	$21	5,914,286	$591	$—	$(2,013,421)	$(2,012,809)

(1)	On January 22, 2026, through a share dividend, the Company issued an additional 1,232,143 founder shares to our sponsor, resulting in our sponsor holding an aggregate of 7,392,857 founder shares. The Company’s stockholders currently hold 5,914,286 founder shares after the Company forfeited 1,478,571 founder shares in connection with pricing of the offering. All share amounts and related information have been retroactively restated to reflect the share dividend (Note 6).
(2)	Includes up to 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 2, 2026 (INCEPTION) THROUGH MARCH 31, 2026

Cash Flows from Operating Activities:
Net income	$42,061
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	43,462
Income earned on cash and marketable securities held in Trust Account	(175,323)
Change in fair value of over-allotment liability	(32,000)
Changes in operating assets and liabilities:
Prepaid expenses	(131,552)
Due to related party	6,129
Accrued expenses	855
Accounts payable	25,509
Net cash used in operating activities	(220,859)

Cash Flows from Investing Activities:
Investment in Trust Account	(120,000,000)
Net cash used in investing activities	(120,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	120,000,000
Proceeds from sale of Private Placement Units	1,900,000
Payment of underwriting fee, net of reimbursement	(650,000)
Payment of Promissory Note – related party	(300,000)
Proceeds from Promissory Note – related party	185,472
Payment of offering costs	(430,192)
Net cash provided by financing activities	120,705,280

Net Change in Cash	484,421
Cash – Beginning of period	—
Cash – End of period	$484,421

Supplemental Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,289
Offering costs paid by Sponsor under promissory note – related party	$71,067
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$6,711
Deferred underwriter fee payable	$2,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL FOUR, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

Note 1 — Organization and Business Operations

Pono Capital Four, Inc. (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 2, 2026. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”).

As of March 31, 2026, the Company has not commenced any operations. All activity for the period from January 2, 2026 (inception) through March 31, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company’s Sponsor is Mehana Ventures LLC (the “Sponsor”).

On March 16, 2026, the Company consummated the Initial Public Offering of 12,000,000 units at $10.00 per unit (the “Public Units”), generating proceeds of $120,000,000. Each Public Unit consists of one Class A ordinary share (each, a “Public Share”) and one right to receive one-fifth (1/5th) of one Class A ordinary share upon the consummation of an initial Business Combination (each, a “Public Right”).

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 190,000 private placement units (the “Private Placement Units”) to the Sponsor and one institutional investor (the “Private Placement Investor”), at a price of $10.00 per unit, or $1,900,000 in the aggregate, in a private placement that will close simultaneously with the Initial Public Offering (Note 4). Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”).

Transaction costs amounted to $3,954,546, consisting of $650,000 of net upfront underwriting discounts ($2,400,000 of upfront underwriting discounts less $1,750,000 reimbursement from the underwriters), $2,500,000 of deferred underwriting fee, and $804,506 of other offering costs.

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts, if any, and taxes payable on the income earned on the Trust Account) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, $120,000,000 of the proceeds from the Initial Public Offering was deposited into the Trust Account (the “Trust Account”) and is invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on management team’s ongoing assessment of all factors related to the potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except for the withdrawal of interest to pay taxes, other than excise taxes, if any, and up to $100,000 to pay dissolution expenses, as applicable, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement Units will not be released from the Trust Account until the earliest of (i) the completion of the initial Business Combination, (ii) the redemption of the Company’s public shares if the Company is unable to complete the initial Business Combination within 18 months from the closing of the Initial Public Offering, or by such earlier liquidation date as the board of directors may approve (the “Completion Window”), subject to applicable law, or (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s public shares if the Company has not consummated an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, subject to the limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The ordinary shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

The Company will have only the duration of the Completion Window to complete the initial Business Combination. However, if the Company is unable to complete its initial Business Combination within the Completion Window, the Company will as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will constitute full and complete payment for the public shares and completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation or other distributions, if any), subject to the Company’s obligations under Cayman Islands law to provide for claims of creditors and subject to the other requirements of applicable law.

The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they will agree to (i) waive their redemption rights with respect to their founder shares, private placement shares, and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares or private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

The Company’s Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable and up to $100,000 of dissolution expenses, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that the Sponsor would be able to satisfy those obligations.

Liquidity and Capital Resources

As of March 31, 2026, the Company had $484,421 in cash and working capital of $423,139. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition to $484,421 in cash, on May 6, 2026, the Company issued an unsecured promissory note to the Sponsor (the “Business Combination Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. Additionally, the Company has access to up to $1,500,000 of Working Capital Loans. In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, as of March 31, 2026, the Company has sufficient liquidity to meet its working capital needs until a minimum of one year from the date of issuance of these financial statements. The Company cannot assure that its plans to raise capital or consummate an initial Business Combination will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of Management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2025 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. The interim results for the period from January 2, 2026 (inception) through March 31, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $484,421 of cash and no cash equivalents as of March 31, 2026.

Cash and Marketable Securities Held in Trust Account

At March 31, 2026, substantially all of the assets in the Trust Account were held in money market funds, amounting to $120,175,323.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. Financial Accounting Standards Board (“FASB”) ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Share Rights included in the public and private placement units, as well as the ordinary shares included in the Private Placements, were charged to shareholder’s deficit as the Share Rights included in the public and private placement units after management’s evaluation will be accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for sale of an asset or paid to transfer of a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statement of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Share Rights

The Company accounts for Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the rights under equity treatment at its assigned value once determine upon the closing of the Initial Public Offering.

Net Income per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Period From
	January 2, 2026 (inception) Through
	March 31, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$12,368	$211	$29,482
Denominator:
Basic and diluted weighted average ordinary shares outstanding	2,157,303	36,854	5,142,860
Basic and diluted net income per ordinary share	$0.01	$0.01	$0.01

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of March 31, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$120,000,000
Less:
Proceeds allocated to Public Rights	(3,583,166)
Proceeds allocated to over-allotment option liability	(135,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(3,701,465)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	7,594,954
Class A ordinary shares subject to possible redemption at March 31, 2026	$120,175,323

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 2, 2026, the date of its incorporation.

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company has assessed the impact of ASU 2023-09 and determined there is no material impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires entities to disclose details about specific expenses, such as inventory purchases, employee compensation, depreciation, amortization and depletion, included within commonly presented income statement expense captions. The disaggregated expense captions must be disclosed in a tabular format in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028. The Company is currently evaluating the impact of adopting ASU 2024-03 on its financial statements and related disclosures.

In December 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its consolidated financial statements and related disclosures.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on March 16, 2026, the Company sold 12,000,000 Public Units at a purchase price of $10.00 per Public Unit. Each Public Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and right to receive one-fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination. Each five rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional Class A ordinary shares. As a result, holders must hold rights in multiples of five in order to receive shares for all of their rights upon closing of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Private Placement Investor purchased an aggregate of 190,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $1,900,000 in the aggregate in a private placement. The Private Placement Investor purchased from us an aggregate of 30,000 Private Placement Units at $10.00 per unit for an aggregate purchase price of $300,000. Subject to the consummation of the private placement, the sponsor distributed 363,636 founder shares for a nominal purchase price to the Private Placement Investor. Each Unit consists of one Share and one right to receive one fifth (1/5) of a Class A ordinary share upon the consummation of an initial Business Combination (known as the “Share Rights” included in the Private Placement Units as “Private Placement Rights”). The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions.

If the initial Business Combination is not completed within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares, and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares or private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of the initial Business Combination.

Note 5 — Segment Information

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker, or group, in deciding how to allocate resources and assess performance.

The Company’s chief operating decision maker (“CODM”) has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one reporting segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

March 31, 2026
Cash	$484,421
Cash and marketable securities held in Trust Account	$120,175,323

For the Period From January 2, 2026 (inception) Through March 31, 2026
Formation, general and administrative expenses	$165,262
Income earned on cash and marketable securities held in Trust Account	$175,323

The CODM reviews cash and marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The key measures of segment profit or loss reviewed by the CODM are income earned on the Trust Account and formation, general and administrative expenses. The CODM reviews income earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds. Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

Note 6 — Related Party Transactions

Founder Shares

On January 6, 2026, the Sponsor paid $25,000 to purchase 6,160,714 Class B ordinary shares (also referred to as “Founder Shares”) from the Company. On January 22, 2026, the Company issued a dividend of approximately 0.2 founder shares for every issued and outstanding founder share, or an aggregate of 1,232,143 founder shares, resulting in our initial stockholders holding an aggregate of 7,392,857 founder shares. The Company’s initial stockholders currently hold 5,914,286 founder shares (up to 771,429 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) after the Company forfeited 1,478,571 founder shares in connection with pricing of the offering. The aggregate purchase price for the founder shares was $25,000, or approximately $.003 per share. On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Public Shares issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units being sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The sponsor has agreed to forfeit up to an aggregate of 771,429 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering. If the Company increases or decreases the size of the offering, the Company will effect a share capitalization or share surrender, as applicable, immediately prior to the consummation of the Initial Public Offering in such amount as to maintain the Founder Share ownership of the Company’s shareholders prior to the Initial Public Offering at 30% of the Company’s issued and outstanding ordinary shares upon the consummation of the Initial Public Offering. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within 18 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it.

The Company’s initial shareholders agreed not to transfer, assign or sell any of their respective founder shares and Private Units until the date that is (i) in the case of the founder shares, the earlier of (A) six months after the date of the consummation of an initial Business Combination or (B) subsequent to an initial Business Combination, the date on which consummation of a liquidation, merger, stock or share exchange or other similar transaction after an initial Business Combination which results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property, and (ii) in the case of the Private Units or any securities underlying the Private Units, until 30 days after the completion of an initial Business Combination. Any permitted transferees will be subject to the lock-up.

Promissory Note — Related Party

The Company and the Sponsor entered into a promissory note (the “Promissory Note”), whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. As of March 16, 2026, the Company had borrowed $300,000 under the Promissory Note. On March 16, 2026, these loans were cancelled in exchange for 30,000 private placement units as part of the private placement offering. The Note is no longer available.

Administrative Services Agreement

Commencing on the effective date of the Initial Public Offering, the Company entered into an agreement with the Sponsor or an affiliate to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company.

As of March 31, 2026, there was $6,129 in due to related party related to the agreement.  The Company incurred $6,129 for the period from January 2, 2026 (inception) through March 31, 2026.  Amounts have been included in formation, general and administrative expenses in the accompanying statement of operations.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2026, no such Working Capital Loans were outstanding.

Note 7 — Commitments and Contingencies

Risks and Uncertainties

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East. In response to the ongoing war between Russia and Ukraine, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The ongoing wars between Russia and Ukraine and between Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing wars between Russian and Ukraine, Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement for the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to an additional 1,800,000 units to cover over-allotments, if any.

The underwriters were paid a cash underwriting discount of 2.0% of the gross proceeds of the units offered in the Initial Public Offering, or $2,400,000 in the aggregate, payable to the underwriter upon the closing of this offering. The underwriters agreed to reimburse the Company at the closing of the Initial Public Offering for all reasonable out-of-pocket expenses and fees (including for the avoidance of doubt, a portion of the upfront underwriting commissions payable in connection with the closing of the Initial Public Offering) incurred by the Company in connection with the Initial Public Offering. On March 16, 2026, as part of the closing of the Initial Public Offering, the Company received reimbursement from the underwriters of $1,750,000.

Additionally, the underwriter will be entitled to a deferred underwriting fee consisting of 7% of the remaining funds in the trust account after redemptions of public shares plus $600,000 in deferred underwriting compensation, provided that the total deferred underwriting fee shall not exceed $2,500,000. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account based on the percentage of funds remaining in the Trust Account after redemptions of public shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Representative Shares

The Company issued 15,000 ordinary shares to D. Boral Capital and/or its designees (the “Representative Shares”) at the consummation of the Initial Public Offering. The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. D. Boral Capital (and any of its designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of an initial Business Combination. In addition, the Representative Shares were deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, Clear Street agreed (and any of its designees to whom the Representative Shares are issued agreed) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Combination Period.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of March 31, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of March 31, 2026, there were 205,000 shares of Class A ordinary shares issued and outstanding, excluding 12,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On January 6, 2026, the Company issued 6,160,714 Class B ordinary shares to the Sponsor for $25,000. On January 22, 2026, the Company issued a dividend of approximately 0.2 founder shares for every issued and outstanding founder share, or an aggregate of 1,232,143 founder shares, resulting in our initial stockholders holding an aggregate of 7,392,857 founder shares. The Company’s initial stockholders currently hold 5,914,286 founder shares (up to 771,429 of which are subject to forfeiture depending on the extent to which the underwriters’ over-allotment option is exercised) after the Company forfeited 1,478,571 founder shares in connection with pricing of the offering. All share amounts and related information have been retroactively restated to reflect the share capitalization. At March 31, 2026, there were 5,914,286 Class B ordinary shares issued and outstanding. On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

The founder shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the Trust Account if the Company fails to consummate an initial Business Combination) concurrently with or immediately following the consummation of an initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares, or any other equity-linked securities, are issued or deemed issued in excess of the amounts sold in this offering and related to or in connection with the closing of the initial business combination, the ratio at which Class B ordinary shares convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Class B ordinary shares will equal, in the aggregate, 25% of the sum of (i) the total number of all Class A ordinary shares outstanding upon the completion of this offering (including any Class A ordinary shares issued pursuant to the underwriter’s over-allotment option and excluding the Class A ordinary shares comprising part of the Private Units and the Class A ordinary shares underlying the Private Placement Rights issued to the Sponsor), plus (ii) all Class A ordinary shares and equity-linked securities issued or deemed issued, in connection with the closing of the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units issued to our Sponsor or any of its affiliates or to the Company’s officers or directors upon conversion of Working Capital Loans) minus (iii) any redemptions of Class A ordinary shares by public shareholders in connection with an initial Business Combination and any Class A ordinary shares redeemed by public shareholders in connection with any amendment to our amended and restated memorandum and articles of association made prior to the consummation of the initial business combination (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the completion window or (B) with respect to any other material provisions relating to the rights of holders of Class A ordinary shares or pre-business combination activity; provided that such conversion of founder shares will never occur on a less than one-for-one basis.

Except as set forth herein, holders of record of the Company’s Class A ordinary shares and Class B ordinary shares are entitled to one vote for each share held on all matters to be voted on by shareholders. Unless specified in the Company’s amended and restated memorandum and articles of association or as required by the Companies Act or stock exchange rules, a special resolution under Cayman Islands law and the Company’s amended and restated memorandum and articles of association, which requires the affirmative vote of at least a majority of the votes cast by such shareholders voting as a single class as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company is generally required to approve any matter voted on by the Company’s shareholders. Approval of certain actions requires a special resolution under Cayman Islands law, which (except as specified below) requires the affirmative vote of at least two-thirds of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting, and pursuant to the Company’s amended and restated memorandum and articles of association, such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. There is no cumulative voting with respect to the appointment of directors, meaning, following the Company’s initial Business Combination, the holders of more than 50% of the Company’s ordinary shares voted for the appointment of directors can elect all of the directors. Prior to the consummation of an initial Business Combination, only holders of the Company’s Class B ordinary shares will (i) have the right to vote on the appointment and removal of directors and (ii) be entitled to vote on continuing the Company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend our constitutional documents or to adopt new constitutional documents, in each case, as a result of approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). Holders of the Company’s Class A ordinary shares will not be entitled to vote on these matters during such time. These provisions of the Company’s amended and restated memorandum and articles of association may only be amended if approved by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of an initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the Company.

Rights

Except in cases where the Company is not the surviving Company in a Business Combination, each holder of a Share Right will automatically receive one fifth (1/5) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one fifth (1/5) of one Class A ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares of Class A ordinary share upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis.

The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of Cayman Islands Law. As a result, holders must hold rights in multiples of eight in order to receive shares for all of their rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

Note 9 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date.

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of March 31, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	March 31, 2026

Assets:
Cash held in Trust Account	1	$120,175,323
Liabilities:
Over-allotment option liability	3	$103,000

The following table presents the change in fair value of Level 3 recurring fair value measurements:

Level 3

Balance as of January 2, 2026 (inception)	$—
Over-allotment option liability – March 16, 2026	135,000
Change in fair value	(32,000)
Balance as of March 31, 2026	$103,000

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the statement of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. The following is a summary of key inputs utilized:

	Over-allotment Option
	March 31, 2026	March 16, 2026
Risk-free interest rate	3.71%	3.71%
Time to Expiration	0.072	0.111
Volatility	5.02%	4.80%
Exercise price	$10.00	$10.00

Non- Recurring Fair Value Measurements

The fair value of the Public Rights issued in the Initial Public Offering is $3,583,166, or $0.298 per Public Right. The Public Rights were valued using an iterative analysis based on market comparable. The valuation was based on a peer group selection of comparable special purpose acquisition companies who were pre-business combination, included one right to redeem one-fifth of one Class A ordinary share as part of their units that were publicly trading, had consummated their initial public offerings within six months of the valuation date. Utilizing this criteria a right price of $0.254, reflective of the 75th percentile peer group range, was selected. An implied right price of $0.431 was determined through a backsolve approach, and after taking the weighted average of the two right prices determined the fair value of a Public Right was $0.298.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

On May 6, 2026, the Company issued an unsecured promissory note to the Sponsor (the “Business Combination Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Business Combination Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the date of the consummation of the Company’s initial business combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Note Regarding Forward-Looking Statements

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pono Capital Four, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Mehana Ventures LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed business combination, the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the proposed business combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the factors listed from time to time as “Risk Factors” in our filings with the U.S. Securities and Exchange Commission (the “SEC”), including without limitation, in our subsequent reports on Form 10-K, Form 10-Q and Form 8-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on January 2, 2026 as a Cayman Island exempted company and formed for the purpose of effecting a Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to any forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), securities issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

On March 16, 2026, we consummated our Initial Public Offering of 12,000,000 Units, at $10.00 per Unit, generating gross proceeds of $120,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of an aggregate 190,000 Private Placement Units, in the Private Placement to the Sponsor and the Private Placement Investor at a price of $10.00 per Private Placement Unit, generating gross proceeds of $1,900,000.

We incurred offering costs of $3,954,546, consisting of $650,000 of net upfront underwriting discounts ($2,400,000 of upfront underwriting discounts less $1,750,000 reimbursement from the underwriters), $2,500,000 of deferred underwriting fee, and $804,506 of other offering costs.

Upon the closing of the Initial Public Offering and the Private Placement, approximately $120,000,000 ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement were placed in the Trust Account, located in the United States with Continental acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invests only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 2, 2026 (inception) through March 31, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the period from January 2, 2026 (inception) through March 31, 2026, we had net income of $42,061, which consisted of income on investments held in the Trust Account of $175,323 and change in fair value of over-allotment option liability of $32,000, offset by formation, general and administrative expenses of $165,262.

Liquidity and Capital Resources

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 from our sponsor in exchange for the issuance of the founder shares to our sponsor and up to $300,000 pursuant to a loan agreement whereby the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the date on which the Company consummated the Initial Public Offering. On March 16, 2026, the Note was repaid in full.

As of March 31, 2026, we had $484,421 in cash and cash equivalents held outside of the Trust Account and working capital of $423,139.

For the period from January 2, 2026 (inception) through March 31, 2026, net cash used in operating activities was $220,860. Net income of $42,061 was adjusted by income earned on cash and marketable securities held in the trust account of $175,323, formation, general and administrative expenses paid by Sponsor under promissory note – related party of $43,462, change in fair value of over-allotment option liability of $32,000, and $99,059 changes in operating assets and liabilities.

As of March 31, 2026, we had cash and marketable securities of $120,175,323 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of March 31, 2026, we had cash of $484,421 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We do not believe we will need to raise additional funds following the initial public offering in order to meet the expenditures requires for operating our business prior to our initial Business Combination. In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we would repay such loaned amounts. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans are convertible at the option of the lender into private placement units identical to the private placement units sold to our sponsor in connection with our initial public offering, at a conversion price of $10.00 per unit. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

These amounts are estimates and may differ materially from our actual expenses. In addition, we could use a portion of the funds not being placed in trust to pay commitment fees for financing, fees to consultants to assist us with our search for a target business or as a down payment or to fund a “no-shop” provision (a provision designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into an agreement where we paid for the right to receive exclusivity from a target business, the amount that would be used as a down payment or to fund a “no-shop” provision would be determined based on the terms of the specific business combination and the amount of our available funds at the time. Our forfeiture of such funds (whether as a result of our breach or otherwise) could result in our not having sufficient funds to continue searching for, or conducting due diligence with respect to, prospective target businesses.

Moreover, we may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account or because we become obligated to redeem a significant number of public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the initial public offering and the private placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the initial public offering. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to liquidate the trust account. In addition, following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of March 31, 2026.

The underwriters were entitled to an underwriting discount of 2.0% of gross proceeds on the units offered in the Initial Public Offering, or $2,400,000 in the aggregate. The underwriters agreed to reimburse the Company at the closing of the Initial Public Offering for all reasonable out-of-pocket expenses and fees (including for the avoidance of doubt, a portion of the upfront underwriting commissions payable in connection with the closing of the Initial Public Offering) incurred by the Company in connection with the Initial Public Offering. On March 16, 2026, as part of the closing of the Initial Public Offering, the Company received reimbursement from the underwriters of $1,750,000.

In addition, in connection with the closing of the initial public offering on March 16, 2026, the underwriter will be entitled to a deferred underwriting fee consisting of 7% of the remaining funds in the trust account after redemptions of public shares plus $600,000 in deferred underwriting compensation, provided that the total deferred underwriting fee shall not exceed $2,500,000. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account based on the percentage of funds remaining in the Trust Account after redemptions of public shares, solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates as of March 31, 2026:

Over-allotment Option Liability

A Black-Scholes model was used to value the over-allotment option. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. The following is a summary of key inputs utilized:

	Over-allotment Option
	March 31, 2026	March 16, 2026
Risk-free interest rate	3.71%	3.71%
Time to Expiration	0.072	0.111
Volatility	5.02%	4.80%
Exercise price	$10.00	$10.00

Public Rights

The Public Rights were valued using an iterative analysis based on market comparable. The valuation was based on a peer group selection of comparable special purpose acquisition companies who were pre-business combination, included one right to redeem one-fifth of one Class A ordinary share as part of their units that were publicly trading, had consummated their initial public offerings within six months of the valuation date. Utilizing this criteria a right price of $0.254, reflective of the 75th percentile peer group range, was selected. An implied right price of $0.431 was determined through a backsolve approach, and after taking the weighted average of the two right prices determined the fair value of a Public Right was $0.298.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2026, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 2, 2026 (inception) through March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for the Initial Public Offering declared effective by the SEC on March 12, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our final prospectus of our Initial Public Offering filed with the SEC.

Our search for a Business Combination, and any target business with which we may ultimately consummate a Business Combination, may be materially adversely affected by current global geopolitical conditions resulting from the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict, Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict, including the involvement of the United States. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia, the Israel-Hamas conflict and the recent escalation of the Israel-Iran conflict, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the Israel-Hamas conflict and the escalation of the Iran-Israel conflict and subsequent sanctions or related actions, could adversely affect our search for a Business Combination and any target business with which we may ultimately consummate a Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our final prospectus declared effective by the SEC on March 12, 2026. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a Business Combination, or the operations of a target business with which we may ultimately consummate a Business Combination, may be materially adversely affected.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONO CAPITAL FOUR, INC.

Date: May 14, 2026	/s/ Dustin Shindo
	Name:	Dustin Shindo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2026	/s/ Gary Miyashiro
	Name:	Gary Miyashiro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)