Form 10-Q
period 2026-06-30
Pono Capital Four, Inc.
filed 2026-08-11
CIK 2108164

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 11, 2026, there were 12,205,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,142,857 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PONO CAPITAL FOUR, INC.
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

TABLE OF CONTENTS

Page

Part I. - Financial Information	1
Item 1. Financial Statements.	1
Unaudited Condensed Balance Sheet as of June 30, 2026	1
Unaudited Condensed Statement of Operations for the Three Months Ended June 30, 2026 and for the Period from January 2, 2026 (Inception) through June 30, 2026	2
Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2026 and for the Period from January 2, 2026 (Inception) through June 30, 2026	4
Unaudited Condensed Statement of Cash Flows for the Period from January 2, 2026 (Inception) through June 30, 2026	5
Notes to the Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
Part II. - Other Information	25
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	26
Signatures	27

i

Part I - Financial Information

Item 1. Financial Statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED BALANCE SHEET

June 30,
2026
(Unaudited)
Assets:
Current assets
Cash	$335,344
Prepaid expenses – current	116,711
Total current assets	452,055
Non-current assets
Cash and marketable securities held in Trust Account	121,239,046
Prepaid expenses – non-current	47,177
Total non-current assets	121,286,223
Total Assets	$121,738,278

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$46,946
Due to related party	6,129
Total current liabilities	53,075
Non-current liabilities
Deferred underwriting commissions	2,500,000
Total non-current liabilities	2,500,000
Total Liabilities	2,553,075

Commitments and Contingencies (Note 7)

Class A Ordinary Shares subject to possible redemption; $0.0001 par value; 12,000,000 shares issued and outstanding at redemption value of approximately $10.10	121,239,046

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A Ordinary Shares, $0.0001 par value, 200,000,000 shares authorized; 205,000 issued and outstanding (excluding 12,000,000 shares subject to possible redemption)	21
Class B Ordinary Shares, $0.0001 par value, 20,000,000 shares authorized; 5,142,857 shares issued and outstanding(1)(2)	514
Additional paid-in capital	—
Accumulated deficit	(2,054,378)
Total Shareholders’ Deficit	(2,053,843)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$121,738,278

(1)	On January 22, 2026, through a share dividend, the Company issued an additional 1,232,143 founder shares to our sponsor, resulting in our sponsor holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. All share amounts and related information have been retroactively restated to reflect the share dividend (Note 6).
(2)	Includes up to 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

	For the Three Months Ended June 30,	For the Period From January 2, 2026 (inception) Through June 30,
	2026	2026
Formation, general and administrative expenses	$144,034	$309,296
Loss from operations	(144,034)	(309,296)

Other income:
Income earned on cash and marketable securities held in Trust Account	1,063,723	1,239,046
Gain on remeasurement and expiration of over-allotment option liability	103,000	135,000
Other income, net	1,166,723	1,374,046
Net income	$1,022,689	$1,064,750

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,000,000	7,133,333

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.06	$0.09

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	205,000	121,861

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.06	$0. 09

Basic and diluted weighted average shares outstanding, non-redeemable Class B Ordinary Shares(1)(2)	5,142,857	5,142,857

Basic and diluted net income per share, non-redeemable Class B Ordinary Shares	$0.06	$0. 09

(1)	On January 22, 2026, through a share dividend, the Company issued an additional 1,232,143 founder shares to our sponsor, resulting in our sponsor holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. All share amounts and related information have been retroactively restated to reflect the share dividend (Note 6).
(2)	Excludes up to 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED JUNE 30, 2026 AND FOR THE PERIOD FROM JANUARY 2, 2026
(INCEPTION) THROUGH JUNE 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 2, 2026 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)(2)	—	—	5,914,286	591	24,409	—	25,000
Fair value of Public Rights included in Public Units	—	—	—	—	3,583,166	—	3,583,166
Sale of Private Placement Units	190,000	19	—	—	1,899,981	—	1,900,000
Issuance of Representative Shares	15,000	2	—	—	149,998	—	150,000
Allocated value of transaction costs to rights	—	—	—	—	(118,082)	—	(118,082)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(5,539,472)	(2,055,482)	(7,594,954)
Net income	—	—	—	—	—	42,061	42,061
Balance – March 31, 2026	205,000	$21	5,914,286	$591	$—	$(2,013,421)	$(2,012,809)
Forfeiture of Class B ordinary shares in connection with over-allotment expiration(2)	—	—	(771,429)	(77)	77	—	—
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(77)	(1,063,646)	(1,063,723)
Net income	—	—	—	—	—	1,022,689	1,022,689
Balance – June 30, 2026	205,000	$21	5,142,857	$514	$—	$(2,054,378)	$(2,053,843)

(1)	On January 22, 2026, through a share dividend, the Company issued an additional 1,232,143 founder shares to our sponsor, resulting in our sponsor holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. All share amounts and related information have been retroactively restated to reflect the share dividend (Note 6).
(2)	Includes up to 771,429 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 6). On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 2, 2026 (INCEPTION) THROUGH JUNE 30, 2026

Cash Flows from Operating Activities:
Net income	$1,064,750
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	43,462
Income earned on cash and marketable securities held in Trust Account	(1,239,046)
Gain on remeasurement and expiration of over-allotment option liability	(135,000)
Changes in operating assets and liabilities:
Prepaid expenses	(157,177)
Due to related party	6,129
Accrued expenses	46,946
Net cash used in operating activities	(369,936)

Cash Flows from Investing Activities:
Investment in Trust Account	(120,000,000)
Net cash used in investing activities	(120,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	120,000,000
Proceeds from sale of Private Placement Units, net of payment of Promissory Note – related party	1,600,000
Payment of underwriting fee, net of reimbursement	(650,000)
Proceeds from Promissory Note – related party	185,472
Payment of offering costs	(430,192)
Net cash provided by financing activities	120,705,280

Net Change in Cash	335,344
Cash – Beginning of period	—
Cash – End of period	$335,344

Supplemental Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,289
Offering costs paid by Sponsor under promissory note – related party	$71,067
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$6,711
Deferred underwriter fee payable	$2,500,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PONO CAPITAL FOUR, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

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

As of June 30, 2026, the Company has not commenced any operations. All activity for the period from January 2, 2026 (inception) through June 30, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company’s Sponsor is Mehana Ventures LLC (the “Sponsor”).

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

Transaction costs amounted to $3,954,546, consisting of $650,000 of net upfront underwriting discounts ($2,400,000 of upfront underwriting discounts less $1,750,000 reimbursement from the underwriters), $2,500,000 of deferred underwriting fee, $150,000 representing the fair value of representative shares issued to the underwriter, and $654,546 of other offering costs including over-allotment option, legal, accounting, audit, and filing fees.

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

The Company will provide the Company’s public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes, if any, payable and up to $100,000 of interest income to pay dissolution expenses), divided by the number of then outstanding public shares, subject to applicable limitations. The amount in the Trust Account is initially anticipated to be $10.00 per public share. The ordinary shares subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

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

Liquidity, Capital Resources and Going Concern

As of June 30, 2026, the Company had $335,344 in cash and working capital of $398,980. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition to $335,344 in cash, on May 6, 2026, the Company issued an unsecured promissory note to the Sponsor (the “Business Combination Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. Additionally, the Company has access to up to $1,500,000 of Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. Based on the foregoing, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the financial statements are issued. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this uncertainty through a Business Combination. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

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

The interim results for the three months ended June 30, 2026 and for the period from January 2, 2026 (inception) through June 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $335,344 of cash and no cash equivalents as of June 30, 2026.

Cash and Marketable Securities Held in Trust Account

At June 30, 2026, substantially all of the assets in the Trust Account were held in money market funds, amounting to $121,239,046.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Share Rights

The Company accounts for Public Rights and Private Placement Rights issued in connection with the Initial Public Offering and the private placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and will classify the rights under equity treatment at its assigned value once determined upon the closing of the Initial Public Offering.

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

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months
	Ended
	June 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$707,423	$12,085	$303,181
Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,000,000	205,000	5,142,860
Basic and diluted net income per ordinary share	$0.06	$0.06	$0.06

	For the Period From
	January 2, 2026 (inception) Through
	June 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary shares:
Numerator:
Allocation of net income, basic and diluted	$612,614	$10,465	$441,671
Denominator:
Basic and diluted weighted average ordinary shares outstanding	7,133,333	121,861	5,142,860
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.09

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet. As of June 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$120,000,000
Less:
Proceeds allocated to Public Rights	(3,583,166)
Proceeds allocated to over-allotment option liability	(135,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(3,701,465)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	8,658,677
Class A ordinary shares subject to possible redemption at June 30, 2026	$121,239,046

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 2, 2026, the date of its incorporation and determined there is no material impact on its financial position.

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

June 30, 2026
Cash	$335,344
Cash and marketable securities held in Trust Account	$121,239,046

		For the Period From
	For the Three Months Ended	January 2, 2026 (inception) Through
	June 30, 2026	June 30, 2026
Formation, general and administrative expenses	$144,034	$309,296
Income earned on cash and marketable securities held in Trust Account	$1,063,723	1,239,046

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

Note 6 — Related Party Transactions

Founder Shares

On January 6, 2026, the Sponsor paid $25,000 to purchase 6,160,714 Class B ordinary shares (also referred to as “Founder Shares”) from the Company. On January 22, 2026, the Company issued a dividend of approximately 0.2 founder shares for every issued and outstanding founder share, or an aggregate of 1,232,143 founder shares, resulting in our initial stockholders holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. The aggregate purchase price for the founder shares was $25,000, or approximately $.003 per share. On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

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

On May 6, 2026, the Company issued an unsecured promissory note to the Sponsor (the “Business Combination Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Business Combination Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the date of the consummation of the Company’s initial business combination. As of June 30, 2026, no amounts were borrowed under the Business Combination Promissory Note.

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

As of June 30, 2026, there was $6,129 in due to related party related to the agreement.  The Company incurred $30,000 and $36,129, respectively, for the three months ended June 30, 2026 and for the period from January 2, 2026 (inception) through June 30, 2026.  Amounts have been included in formation, general and administrative expenses in the accompanying statement of operations.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If we complete an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2026, no such Working Capital Loans were outstanding.

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

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the ongoing wars between Russia and Ukraine, Israel and Hamas, Iran and its proxies in certain of the neighboring countries in the Middle East and subsequent sanctions or related actions, could adversely affect the Company’s search for an initial Business Combination and any target business with which the Company may ultimately consummate an initial Business Combination.

Registration Rights

The holders of Founder Shares, Private Placement Units (and their underlying securities) and Units that may be issued upon conversion of working capital loans (and their underlying securities), if any, and any Class A ordinary shares issuable upon conversion of the founder shares and any Class A ordinary shares held by the initial shareholders at the completion of the Initial Public Offering or acquired prior to or in connection with the initial Business Combination, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement for the Initial Public Offering. These holders will be entitled to make up to three demands, excluding short form demands, and have piggyback registration rights. In addition, these holders have certain “piggyback” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Representative Shares

The Company issued 15,000 ordinary shares to D. Boral Capital and/or its designees (the “Representative Shares”) at the consummation of the Initial Public Offering. The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. D. Boral Capital (and any of its designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of an initial Business Combination. In addition, the Representative Shares were deemed to be underwriting compensation by FINRA pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, D. Boral Capital agreed (and any of its designees to whom the Representative Shares are issued agreed) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Combination Period.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of June 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of June 30, 2026, there were 205,000 shares of Class A ordinary shares issued and outstanding, excluding 12,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On January 6, 2026, the Company issued 6,160,714 Class B ordinary shares to the Sponsor for $25,000. On January 22, 2026, the Company issued a dividend of approximately 0.2 founder shares for every issued and outstanding founder share, or an aggregate of 1,232,143 founder shares, resulting in our initial stockholders holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. All share amounts and related information have been retroactively restated to reflect the share capitalization. On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding. At June 30, 2026, there were 5,142,857 Class B ordinary shares issued and outstanding.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of June 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	June 30, 2026

Assets:
Cash and marketable securities held in Trust Account	1	$121,239,046
Liabilities:
Over-allotment option liability	3	$—

The following table presents the change in fair value of Level 3 recurring fair value measurements:

Level 3

Balance as of January 2, 2026 (inception)	$—
Over-allotment option liability – March 16, 2026	135,000
Expiration of over-allotment option liability	(135,000)
Balance as of June 30, 2026	$—

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

Over-allotment Option
March 16, 2026
Risk-free interest rate	3.71%
Time to Expiration	0.111
Volatility	4.80%
Exercise price	$10.00

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than those noted below.

On August 5, 2026, the Company entered into a Merger Agreement with Blackstar Orbital Technologies Corporation, a Delaware corporation (“Blackstar”). Blackstar is an aerospace technology company engaged in the design, development, testing, manufacture and commercialization of reusable spacecraft, orbital transportation and reentry systems, and related technologies and services, including in-space logistics, payload hosting, rapid downmass, research and development, prototyping and government contracting.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 2, 2026 (inception) through June 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended June 30, 2026, we had net income of $1,022,689, which consisted of income on investments held in the Trust Account of $1,063,723 and gain on remeasurement and expiration of over-allotment option liability of $103,000, offset by formation, general and administrative expenses of $144,034.

For the period from January 2, 2026 (inception) through June 30, 2026, we had net income of $1,064,750, which consisted of income on investments held in the Trust Account of $1,239,046 and gain on remeasurement and expiration of over-allotment option liability of $135,000, offset by formation, general and administrative expenses of $309,296.

Liquidity, Capital Resources and Going Concern

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

As of June 30, 2026, we had $335,344 in cash held outside of the Trust Account and working capital of $398,980.

For the period from January 2, 2026 (inception) through June 30, 2026, net cash used in operating activities was $369,936. Net income of $1,064,750 was adjusted by income earned on cash and marketable securities held in the trust account of $1,239,046, formation, general and administrative expenses paid by Sponsor under promissory note – related party of $43,462, gain on remeasurement and expiration of over-allotment option liability of $135,000, and $104,102 changes in operating assets and liabilities.

As of June 30, 2026, we had cash and marketable securities of $121,239,046 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of June 30, 2026, we had cash of $335,344 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs related to identifying a target business, undertaking in-depth due diligence and negotiating an initial business combination. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the financial statements accompanying this Quarterly Report on Form 10-Q are issued.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of June 30, 2026, we did not have any outstanding Working Capital Loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of June 30, 2026.

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

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates as of June 30, 2026:

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

Over-allotment Option
March 16, 2026
Risk-free interest rate	3.71%
Time to Expiration	0.111
Volatility	4.80%
Exercise price	$10.00

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of June 30, 2026, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Accounts, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period from January 2, 2026 (inception) through June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PONO CAPITAL FOUR, INC.

Date: August 11, 2026	/s/ Dustin Shindo
	Name:	Dustin Shindo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2026	/s/ Gary Miyashiro
	Name:	Gary Miyashiro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)