Form 10-Q
period 2026-09-30
Pono Capital Four, Inc.
filed 2026-11-12
CIK 2108164

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, there were 12,205,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,142,857 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

PONO CAPITAL FOUR, INC.
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

Page

Part I. - Financial Information	1
Item 1. Financial Statements.	1
Unaudited Condensed Consolidated Balance Sheet as of September 30, 2026	1
Unaudited Condensed Consolidated Statements of Operations for the Three Months Ended September 30, 2026 and for the Period from January 2, 2026 (Inception) through September 30, 2026	2
Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2026 and for the Period from January 2, 2026 (Inception) through September 30, 2026	3
Unaudited Condensed Consolidated Statement of Cash Flows for the Period from January 2, 2026 (Inception) through September 30, 2026	4
Notes to the Unaudited Condensed Consolidated Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	25
Item 4. Controls and Procedures	25
Part II. - Other Information	26
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3. Defaults Upon Senior Securities	27
Item 4. Mine Safety Disclosures	27
Item 5. Other Information	27
Item 6. Exhibits	27
Signatures	28

i

Part I - Financial Information

Item 1. Financial Statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEET

September 30, 2026
(Unaudited)
Assets:
Current assets
Cash	$205,315
Prepaid expenses – current	95,461
Total current assets	300,776
Non-current assets
Cash and marketable securities held in Trust Account	122,346,853
Prepaid expenses – non-current	30,302
Total non-current assets	122,377,155
Total Assets	$122,677,931

Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit:
Current liabilities:
Accrued expenses	$479,533
Due to related party	6,129
Total current liabilities	485,662
Non-current liabilities
Deferred underwriting commissions	2,500,000
Total non-current liabilities	2,500,000
Total Liabilities	2,985,662

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption; $0.0001 par value; 12,000,000 shares issued and outstanding at redemption value of approximately $10.20	122,346,853

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 200,000,000 shares authorized; 205,000 shares issued and outstanding (excluding 12,000,000 shares subject to possible redemption)	21
Class B ordinary shares, $0.0001 par value, 20,000,000 shares authorized; 5,142,857 shares issued and outstanding(1)(2)	514
Additional paid-in capital	—
Accumulated deficit	(2,655,119)
Total Shareholders’ Deficit	(2,654,584)
Total Liabilities, Class A Ordinary Shares Subject to Redemption, and Shareholders’ Deficit	$122,677,931

(1)	On January 22, 2026, through a share dividend, the Company issued an additional 1,232,143 founder shares to the sponsor, resulting in the sponsor holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. All share amounts and related information have been retroactively restated to reflect the share dividend (Note 6).
(2)	On May 5, 2026, following the expiration of the underwriter’s over-allotment option, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding (Note 6).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2026	For the Period From January 2, 2026 (inception) Through September 30, 2026
Formation, general and administrative expenses	$600,742	$910,037
Loss from operations	(600,742)	(910,037)

Other income:
Income earned on cash and marketable securities held in Trust Account	1,107,808	2,346,853
Gain on remeasurement and expiration of over-allotment option liability	—	135,000
Other income, net	1,107,808	2,481,853
Net income	$507,066	$1,571,816

Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	12,000,000	8,779,412

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.11

Basic and diluted weighted average shares outstanding, non-redeemable Class A ordinary shares	205,000	149,982

Basic and diluted net income per share, non-redeemable Class A ordinary shares	$0.03	$0.11

Basic and diluted weighted average shares outstanding, non-redeemable Class B ordinary shares(1)(2)	5,142,857	5,142,857

Basic and diluted net income per share, non-redeemable Class B ordinary shares	$0.03	$0.11

(1)	On January 22, 2026, through a share dividend, the Company issued an additional 1,232,143 founder shares to the sponsor, resulting in the sponsor holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. All share amounts and related information have been retroactively restated to reflect the share dividend (Note 6).
(2)	Excludes, for periods prior to May 5, 2026, up to 771,429 Class B ordinary shares that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriter (Note 6). On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND FOR THE PERIOD FROM JANUARY 2, 2026
(INCEPTION) THROUGH SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance – January 2, 2026 (inception)	—	$—	—	$—	$—	$—	$—
Class B ordinary shares issued to Sponsor(1)(2)	—	—	5,914,286	591	24,409	—	25,000
Fair value of Public Rights included in Public Units	—	—	—	—	3,583,166	—	3,583,166
Sale of Private Placement Units	190,000	19	—	—	1,899,981	—	1,900,000
Issuance of Representative Shares	15,000	2	—	—	149,998	—	150,000
Allocated value of transaction costs to rights	—	—	—	—	(118,082)	—	(118,082)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(5,539,472)	(2,055,482)	(7,594,954)
Net income	—	—	—	—	—	42,061	42,061
Balance – March 31, 2026	205,000	$21	5,914,286	$591	$—	$(2,013,421)	$(2,012,809)
Forfeiture of Class B ordinary shares in connection with over-allotment expiration(2)	—	—	(771,429)	(77)	77	—	—
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	(77)	(1,063,646)	(1,063,723)
Net income	—	—	—	—	—	1,022,689	1,022,689
Balance – June 30, 2026	205,000	$21	5,142,857	$514	$—	$(2,054,378)	$(2,053,843)
Remeasurement of Class A ordinary shares subject to possible redemption to redemption value	—	—	—	—	—	(1,107,807)	(1,107,807)
Net income	—	—	—	—	—	507,066	507,066
Balance – September 30, 2026	205,000	$21	5,142,857	$514	$—	$(2,655,119)	$(2,654,584)

(1)	On January 22, 2026, through a share dividend, the Company issued an additional 1,232,143 founder shares to the sponsor, resulting in the sponsor holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. All share amounts and related information have been retroactively restated to reflect the share dividend (Note 6).
(2)	Includes up to 771,429 Class B ordinary shares that were subject to forfeiture to the extent the over-allotment option was not exercised in full or in part by the underwriter (Note 6). On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL FOUR, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JANUARY 2, 2026 (INCEPTION) THROUGH SEPTEMBER 30, 2026

Cash Flows from Operating Activities:
Net income	$1,571,816
Adjustments to reconcile net income to net cash used in operating activities:
Formation, general and administrative expenses paid by Sponsor under promissory note – related party	43,462
Income earned on cash and marketable securities held in Trust Account	(2,346,853)
Gain on remeasurement and expiration of over-allotment option liability	(135,000)
Changes in operating assets and liabilities:
Prepaid expenses	(119,052)
Due to related party	6,129
Accrued expenses	479,533
Net cash used in operating activities	(499,965)

Cash Flows from Investing Activities:
Investment in Trust Account	(120,000,000)
Net cash used in investing activities	(120,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units	120,000,000
Proceeds from sale of Private Placement Units, net of payment of Promissory Note – related party	1,600,000
Payment of underwriting fee, net of reimbursement	(650,000)
Proceeds from Promissory Note – related party	185,472
Payment of offering costs	(430,192)
Net cash provided by financing activities	120,705,280

Net Change in Cash	205,315
Cash – Beginning of period	—
Cash – End of period	$205,315

Supplemental Non-Cash Investing and Financing Activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$18,289
Offering costs paid by Sponsor under promissory note – related party	$71,067
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$6,711
Deferred underwriter fee payable	$2,500,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PONO CAPITAL FOUR, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company has not commenced any operations. All activity for the period from January 2, 2026 (inception) through September 30, 2026, relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), as defined below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end. The Company’s sponsor is Mehana Ventures LLC (the “Sponsor”).

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

Simultaneously with the consummation of the Initial Public Offering, the Company consummated the sale of an aggregate of 190,000 private placement units (the “Private Placement Units”) to the Sponsor and one institutional investor (the “Private Placement Investor”), at a price of $10.00 per unit, or $1,900,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering (see Note 4). Each Private Placement Unit consists of one Class A ordinary share (each, a “Private Placement Share”) and a right to receive one-fifth (1/5th) of a Class A ordinary share upon the consummation of an initial Business Combination (each, a “Private Placement Right”).

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the net balance in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts, if any, and taxes payable on the income earned on the Trust Account) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

On August 5, 2026, the Company entered into a Merger Agreement, by and among the Company, Pono Four Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Blackstar Orbital Technologies Corporation, a Delaware corporation (“Blackstar”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). Blackstar is an aerospace technology company engaged in the design, development, testing, manufacture and commercialization of reusable spacecraft, orbital transportation and reentry systems, and related technologies and services, including in-space logistics, payload hosting, rapid downmass, research and development, prototyping and government contracting.

Pursuant to the Merger Agreement, following the Domestication (as defined below), Merger Sub will merge with and into Blackstar (the “Merger”), with Blackstar continuing as the surviving corporation and a wholly owned subsidiary of the Company. The Merger and the other transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Business Combination.” In connection with the Proposed Business Combination, the Company will be renamed “Blackstar Orbital Corporation.”

At least one business day prior to the closing of the Proposed Business Combination, the Company will de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and domesticate as a Delaware corporation (the “Domestication”). In connection with the Domestication, (i) each Class B ordinary share will have converted into one Class A ordinary share prior to the Domestication, (ii) each then issued and outstanding Class A ordinary share, after giving effect to redemptions, will convert automatically, on a one-for-one basis, into one share of common stock of the Company (each, a “Parent Common Share”), (iii) each then outstanding right will convert automatically into a right to acquire one-fifth (1/5th) of one Parent Common Share upon the consummation of the Proposed Business Combination, and (iv) each then outstanding unit will separate into one Parent Common Share and one such right.

As consideration for the Proposed Business Combination, the holders of Blackstar’s common stock, preferred stock, options and convertible notes will receive, in the aggregate, a number of Parent Common Shares equal to the quotient obtained by dividing (a) $380,000,000 by (b) the Redemption Price (as defined in the Merger Agreement) (the “Aggregate Merger Consideration”), in exchange for all of Blackstar’s Aggregate Fully Diluted Company Common Stock (as defined in the Merger Agreement). Approximately 25% of the Aggregate Merger Consideration will be placed into escrow for a period of six years following the closing to secure certain indemnification and litigation claims. The Merger Agreement also provides for an equity incentive plan reserve of up to 6,000,000 Parent Common Shares, in addition to the Aggregate Merger Consideration. Each outstanding Blackstar option will be converted into an option to acquire Parent Common Shares on substantially the same terms, and Blackstar’s convertible notes will be converted into Blackstar preferred or common stock immediately prior to the effective time of the Merger.

The closing of the Proposed Business Combination is subject to customary conditions, including, among others, (i) approval by the Company’s shareholders and Blackstar’s stockholders, (ii) the effectiveness of a registration statement on Form S-4 to be filed by the Company in connection with the Proposed Business Combination (the “Registration Statement”), (iii) the Parent Common Shares being conditionally approved for listing on Nasdaq or another national stock exchange, (iv) consummation of the Domestication, (v) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required governmental consents, and (vi) the absence of any law or order prohibiting the Merger. The Merger Agreement may be terminated under certain circumstances, including by mutual written agreement, by the Company if the closing has not occurred on or before December 31, 2026, or by Blackstar if the closing has not occurred on or before March 31, 2027, subject to certain exceptions.

In connection with the execution of the Merger Agreement, (i) the Company, the Sponsor and Blackstar entered into a support agreement pursuant to which the Sponsor agreed, among other things, not to transfer or redeem its shares of the Company and to vote its shares in favor of the Proposed Business Combination, and (ii) the Company, Blackstar and certain stockholders of Blackstar entered into a support agreement pursuant to which such stockholders agreed, among other things, to vote in favor of or consent to the adoption of the Merger Agreement. The Merger Agreement also contemplates that, at the closing, the Blackstar stockholders receiving Parent Common Shares will enter into a lock-up agreement.

See the Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (“SEC”) on August 7, 2026 for additional information.

Liquidity, Capital Resources and Going Concern

As of September 30, 2026, the Company had $205,315 in cash and working capital deficit of $184,886. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In addition to $205,315 in cash, on May 6, 2026, the Company issued an unsecured promissory note to the Sponsor (the “Business Combination Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. Additionally, the Company has access to up to $1,500,000 of Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with ASC 205-40, “Presentation of Financial Statements – Going Concern”, the Company lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the unaudited condensed consolidated financial statements. Additionally, the Company has until September 16, 2027 to consummate a Business Combination. It is uncertain that the Company will be able to consummate a Business Combination by this time. If a Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution. Based on the foregoing, these factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern one year from the date the unaudited condensed consolidated financial statements are issued. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management plans to address this uncertainty through a Business Combination. The Company cannot be assured that its plans to consummate an Initial Business Combination will be successful.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, the accompanying unaudited condensed financial statements do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The interim results for the three months ended September 30, 2026 and for the period from January 2, 2026 (inception) through September 30, 2026 are not necessarily indicative of the results to be expected for the period ending December 31, 2026 or for any future periods.

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

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgement. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Pono Four Merger Sub, Inc., which is inactive. All intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $205,315 of cash and no cash equivalents as of September 30, 2026.

Cash and Marketable Securities Held in Trust Account

At September 30, 2026, substantially all of the assets in the Trust Account were held in money market funds, amounting to $122,346,853.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and Share Rights, using the residual method by allocating Initial Public Offering proceeds first to assigned value of the rights and then to the Class A ordinary shares. Offering costs allocated to the Public Shares were charged to temporary equity and offering costs allocated to Share Rights included in the public and private placement units, as well as the ordinary shares included in the Private Placements, were charged to shareholders’ deficit as the Share Rights included in the public and private placement units after management’s evaluation will be accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed consolidated balance sheet, primarily due to their short-term nature.

Fair value is defined as the price that would be received for the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be a Cayman Islands exempted company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the condensed consolidated balance sheet as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

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

Net Income per Ordinary Share

The Company has two classes of shares, Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. The Company complies with the accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding for the period. Accretion associated with redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

The following tables presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per ordinary share for each class of ordinary shares:

	For the Three Months Ended
	September 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$350,752	$5,992	$150,322
Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,000,000	205,000	5,142,857
Basic and diluted net income per ordinary share	$0.03	$0.03	$0.03

	For the Period From
	January 2, 2026 (inception) Through
	September 30, 2026
	Class A	Class A	Class B
	Redeemable	Non-redeemable	Non-redeemable
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income, basic and diluted	$980,627	$16,752	$574,437
Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,779,412	149,982	5,142,857
Basic and diluted net income per ordinary share	$0.11	$0.11	$0.11

10

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with ASC 480-10-S99, the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the condensed balance sheet are reconciled in the following table:

Gross proceeds from Initial Public Offering	$120,000,000
Less:
Proceeds allocated to Public Rights	(3,583,166)
Proceeds allocated to over-allotment option liability	(135,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(3,701,465)
Plus:
Accretion of Class A ordinary shares subject to possible redemption	9,766,484
Class A ordinary shares subject to possible redemption at September 30, 2026	$122,346,853

Recently Adopted Accounting Standards

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 on January 2, 2026, the date of its incorporation and determined there is no material impact on its financial position.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional disclosures primarily related to the income tax rate reconciliations and income taxes paid. ASU 2023-09 requires entities to annually disclose the income tax rate reconciliation using both amounts and percentages, considering several categories of reconciling items, including state and local income taxes, foreign tax effects, tax credits and nontaxable or nondeductible items, among others. Disclosure of the reconciling items is subject to a quantitative threshold and disaggregation by nature and jurisdiction. ASU 2023-09 also requires entities to disclose net income taxes paid or received to federal, state and foreign jurisdictions, as well as by individual jurisdiction, subject to a five percent quantitative threshold. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024 with early adoption permitted. The Company has assessed the impact of ASU 2023-09 and determined there is no material impact on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

Accounting Standards Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures” (“ASU 2024-03”), which requires entities to disclose details about specific expenses, such as inventory purchases, employee compensation, depreciation, amortization and depletion, included within commonly presented income statement expense captions. The disaggregated expense captions must be disclosed in a tabular format in the notes to the financial statements. ASU 2024-03 is effective for annual periods beginning on January 1, 2027 and interim periods beginning on January 1, 2028. The Company is currently evaluating the impact of adopting ASU 2024-03 on its unaudited condensed consolidated financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11 on its unaudited condensed consolidated financial statements and related disclosures.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering on March 16, 2026, the Company sold 12,000,000 Public Units at a purchase price of $10.00 per Public Unit. Each Public Unit that the Company is offering has a price of $10.00 and consists of one Class A ordinary share and a right to receive one-fifth (1/5th) of a Class A ordinary share upon the consummation of an initial Business Combination. Every five rights entitle the holder thereof to receive one Class A ordinary share at the closing of an initial Business Combination. The Company will not issue fractional Class A ordinary shares. As a result, holders must hold rights in multiples of five in order to receive shares for all of their rights upon closing of an initial Business Combination.

Note 4 — Private Placement

Simultaneously with the closing of the Initial Public Offering, the Sponsor and the Private Placement Investor purchased an aggregate of 190,000 Private Placement Units at a price of $10.00 per Private Placement Unit, or $1,900,000 in the aggregate in a private placement. The Private Placement Investor purchased from the Company an aggregate of 30,000 Private Placement Units at $10.00 per unit for an aggregate purchase price of $300,000. Subject to the consummation of the private placement, the sponsor distributed 363,636 founder shares for a nominal purchase price to the Private Placement Investor. Each Unit consists of one Share and one right to receive one-fifth (1/5th) of a Class A ordinary share upon the consummation of an initial Business Combination (known as the “Share Rights” included in the Private Placement Units as “Private Placement Rights”). The Private Placement Units are identical to the Units sold in the Initial Public Offering, subject to certain limited exceptions.

If the initial Business Combination is not completed within the Completion Window, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law).

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to (i) waive their redemption rights with respect to their founder shares, private placement shares, and public shares in connection with the completion of the initial Business Combination or an earlier redemption in connection with the commencement of the procedures to consummate the initial Business Combination if the Company determines it is desirable to facilitate the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their founder shares, private placement shares, and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated memorandum and articles of association; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares or private placement shares if the Company fails to complete the initial Business Combination within the Completion Window, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if the Company fails to complete the initial Business Combination within the Completion Window and to liquidating distributions from assets outside the Trust Account; and (iv) vote any founder shares and private placement shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions) in favor of the initial Business Combination.

Note 5 — Segment Information

ASC Topic 280, “Segment Reporting”, establishes standards for companies to report, in their financial statements, information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s CODM, or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the assets, operating results, and financial metrics for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating and reportable segment.

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the condensed consolidated statements of operations as net income or loss. The measure of segment assets is reported on the condensed consolidated balance sheet as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in net income or loss and total assets, which include the following:

September 30, 2026
Cash	$205,315
Cash and marketable securities held in Trust Account	$122,346,853

	For the Three Months Ended September 30, 2026	For the Period From January 2, 2026 (inception) Through September 30, 2026
Formation, general and administrative expenses	$600,742	$910,037
Income earned on cash and marketable securities held in Trust Account	$1,107,808	2,346,853

The CODM reviews cash and marketable securities held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

The key measures of segment profit or loss reviewed by the CODM are income earned on the Trust Account and formation, general and administrative expenses. The CODM reviews income earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds. Formation, general and administrative expenses are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Completion Window. The CODM also reviews formation, general and administrative expenses to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. Formation, general and administrative expenses, as reported on the condensed consolidated statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

All other segment items included in net income are reported on the condensed consolidated statements of operations and described within their respective disclosures.

Note 6 — Related Party Transactions

Founder Shares

On January 6, 2026, the Sponsor paid $25,000 to purchase 6,160,714 Class B ordinary shares (also referred to as “Founder Shares”) from the Company. On January 22, 2026, the Company issued a dividend of approximately 0.2 founder shares for every issued and outstanding founder share, or an aggregate of 1,232,143 founder shares, resulting in the initial stockholders holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. The aggregate purchase price for the founder shares was $25,000, or approximately $.003 per share. On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding.

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

Promissory Note — Related Party

The Company and the Sponsor entered into a promissory note (the “Promissory Note”), whereby the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering. The Promissory Note was non-interest bearing and payable on the earlier of (i) the closing of the Initial Public Offering or (ii) the date which the Company determines not to proceed with the Initial Public Offering. As of March 16, 2026, the Company had borrowed $300,000 under the Promissory Note. On March 16, 2026, these loans were cancelled in exchange for 30,000 private placement units as part of the private placement offering. The Promissory Note is no longer available.

On May 6, 2026, the Company issued an unsecured promissory note to the Sponsor (the “Business Combination Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $100,000. The Business Combination Promissory Note bears no interest and is repayable in full (subject to amendment or waiver) upon the date of the consummation of the Company’s initial business combination. As of September 30, 2026, no amounts were borrowed under the Business Combination Promissory Note.

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

As of September 30, 2026, there was $6,129 in due to related party related to the agreement. The Company incurred $30,000 and $66,129, respectively, for the three months ended September 30, 2026 and for the period from January 2, 2026 (inception) through September 30, 2026. Amounts have been included in formation, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Related Party Loans

In order to finance transaction costs in connection with an intended initial Business Combination, the Sponsor or an affiliate of the Sponsor or certain officers and directors may, but are not obligated to, loan the Company funds as may be required on a non-interest basis (the “Working Capital Loans”). If the Company completes an initial Business Combination, the Company would repay such loaned amounts. In the event that the initial Business Combination does not close, the Company may use amounts held outside the Trust Account to repay such loaned amounts but no proceeds from the Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Units. Except as set forth above, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2026, no such Working Capital Loans were outstanding.

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

Representative Shares

The Company issued 15,000 ordinary shares to D. Boral Capital and/or its designees (the “Representative Shares”) at the consummation of the Initial Public Offering. The Company accounts for the Representative Shares as an offering cost of the Initial Public Offering, resulting in a charge directly to shareholders’ deficit. D. Boral Capital (and any of its designees to whom the Representative Shares are issued) agreed not to transfer, assign or sell any such shares without the Company’s prior consent until the completion of an initial Business Combination. In addition, the Representative Shares were deemed to be underwriting compensation by Financial Industry Regulatory Authority (“FINRA”) pursuant to FINRA Rule 5110 and will, accordingly, be subject to certain transfer restrictions or a period of 180 days beginning on the date of commencement of sales of the Units in the Initial Public Offering. Furthermore, D. Boral Capital agreed (and any of its designees to whom the Representative Shares are issued agreed) (i) to waive its redemption rights (or right to participate in any tender offer) with respect to such shares in connection with the completion of the Company’s initial Business Combination and (ii) to waive its rights to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete an initial Business Combination within the Completion Window.

Note 8 — Shareholders’ Deficit

Preference Shares — The Company is authorized to issue a total of 1,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 200,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 205,000 shares of Class A ordinary shares issued and outstanding, excluding 12,000,000 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares — The Company is authorized to issue a total of 20,000,000 Class B ordinary shares at par value of $0.0001 each. On January 6, 2026, the Company issued 6,160,714 Class B ordinary shares to the Sponsor for $25,000. On January 22, 2026, the Company issued a dividend of approximately 0.2 founder shares for every issued and outstanding founder share, or an aggregate of 1,232,143 founder shares, resulting in the initial stockholders holding an aggregate of 7,392,857 founder shares. The Company forfeited 1,478,571 founder shares in connection with pricing of the offering, resulting in 5,914,286 founder shares outstanding. All share amounts and related information have been retroactively restated to reflect the share capitalization. On May 5, 2026, 771,429 Class B ordinary shares were forfeited, resulting in 5,142,857 Class B ordinary shares outstanding. At September 30, 2026, there were 5,142,857 Class B ordinary shares issued and outstanding.

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

Rights

Except in cases where the Company is not the surviving Company in a Business Combination, each holder of a Share Right will automatically receive one-fifth (1/5th) of one Class A ordinary share upon consummation of the initial Business Combination, even if the holder of a public right redeemed all Class A ordinary shares held by it in connection with the initial Business Combination or an amendment to the amended and restated memorandum and articles of association with respect to the pre-business combination activities. In the event the Company will not be the surviving company upon completion of the initial Business Combination, each holder of a right will be required to affirmatively convert its rights in order to receive the one-fifth (1/5th) of one Class A ordinary share underlying each right upon consummation of the Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional Class A ordinary shares upon consummation of an initial Business Combination. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which it will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per-share consideration the holders of the Class A ordinary shares will receive in the transaction on an as-converted into Class A ordinary share basis.

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

Recurring Fair Value Measurements

The following table presents information about the Company’s recurring fair value measurements as of September 30, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Level	September 30, 2026

Assets:
Cash and marketable securities held in Trust Account	1	$122,346,853
Liabilities:
Over-allotment option liability	3	$—

The following table presents the change in fair value of Level 3 recurring fair value measurements:

Level 3

Balance as of January 2, 2026 (inception)	$—
Over-allotment option liability – March 16, 2026	135,000
Expiration of over-allotment option liability	(135,000)
Balance as of September 30, 2026	$—

The over-allotment option was accounted for as a liability in accordance with ASC 815-40 and was presented within liabilities on the condensed consolidated balance sheet. The over-allotment liability is measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of over-allotment liability in the condensed consolidated statements of operations.

The Company used a Black-Scholes model to value the over-allotment option. The over-allotment option liability was classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs inherent in pricing model assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the option. The risk-free interest rate is based on the U.S. Constant Maturity Treasury rates on the grant date for a maturity similar to the expected remaining life of the option. The expected life of the option is assumed to be equivalent to their remaining contractual term. The following is a summary of key inputs utilized:

Over-allotment Option
March 16, 2026
Risk-free interest rate	3.71%
Time to expiration	0.111
Volatility	4.80%
Exercise price	$10.00

Non- Recurring Fair Value Measurements

The fair value of the Public Rights issued in the Initial Public Offering is $3,583,166, or $0.298 per Public Right. The Public Rights were valued using an iterative analysis based on market comparables. The valuation was based on a peer group selection of comparable special purpose acquisition companies who were pre-business combination, included one right to receive one-fifth of one Class A ordinary share as part of their units that were publicly trading, had consummated their initial public offerings within six months of the valuation date. Utilizing these criteria, a right price of $0.254, reflective of the 75th percentile peer group range, was selected. An implied right price of $0.431 was determined through a backsolve approach, and after taking the weighted average of the two right prices determined the fair value of a Public Right was $0.298.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date through the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements, other than those noted below.

As previously disclosed, on August 5, 2026, the Company entered into a Merger Agreement, by and among the Company, Pono Four Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Blackstar Orbital Technologies Corporation, a Delaware corporation (“Blackstar”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). Capitalized terms used in this Note but not otherwise defined herein have the meanings given to them in the Merger Agreement.

On November 5, 2026, the Company, Merger Sub and Blackstar entered into a First Amendment to the Merger Agreement (the “Amendment”). Pursuant to the Amendment, the parties agreed to (i) amend and restate in its entirety the definition of “Base Purchase Price” in Section 1.1 of the Merger Agreement to reduce the Base Purchase Price, which is used to determine the number of Parent Shares constituting the Aggregate Merger Consideration payable to Blackstar’s securityholders, from $380,000,000 to $200,000,000, (ii) amend the definition of “Equity Plan Reserve” in Section 1.1 of the Merger Agreement, and make conforming changes to Sections 3.1(f) and 3.7(a)(vii)(D) of the Merger Agreement, to increase the number of Parent Shares reserved for issuance under the Equity Incentive Plan as of the Closing from 6,000,000 Parent Shares to 7,400,000 Parent Shares and (iii) amend and restate in its entirety the definition of “Company Outside Closing Date” in Section 1.1 of the Merger Agreement to extend the Company Outside Closing Date from March 31, 2027 to June 30, 2027. Except as expressly provided in the Amendment, the terms of the Merger Agreement remain unchanged and in full force and effect.

A copy of the Amendment to the Merger Agreement was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 6, 2026, and the foregoing description of the Amendment to the Merger Agreement is qualified in its entirety by reference thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations Cautionary Note Regarding Forward-Looking Statements

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pono Capital Four, Inc. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Mehana Ventures LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company incorporated on January 2, 2026 as a Cayman Islands exempted company and formed for the purpose of effecting a Business Combination. We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the Private Placement, the proceeds of the sale of our securities in connection with our initial Business Combination (pursuant to any forward purchase agreements or backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), securities issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

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

We incurred offering costs of $3,954,546, consisting of $650,000 of net upfront underwriting discounts ($2,400,000 of upfront underwriting discounts less $1,750,000 reimbursement from the underwriters), $2,500,000 of deferred underwriting fee, and $804,546 of other offering costs.

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

We may seek to extend the Completion Window consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Articles. Any such amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization, and may affect our ability to maintain our listing on Nasdaq. In addition, the Nasdaq Rules currently require SPACs (such as us) to complete their initial Business Combination in accordance with the Nasdaq 36-Month Requirement. If we do not meet the Nasdaq 36-Month Requirement, our securities will likely be subject to a suspension of trading and delisting from Nasdaq. Our Sponsor may also, in its discretion, consider selling its interest in our Company to another sponsor entity, which may result in a change to our Management Team.

On August 5, 2026, we entered into a Merger Agreement, by and among the Company, Pono Four Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of the Company (“Merger Sub”), and Blackstar Orbital Technologies Corporation, a Delaware corporation (“Blackstar”) (as it may be amended and/or restated from time to time, the “Merger Agreement”). Blackstar is an aerospace technology company engaged in the design, development, testing, manufacture and commercialization of reusable spacecraft, orbital transportation and reentry systems, and related technologies and services, including in-space logistics, payload hosting, rapid downmass, research and development, prototyping and government contracting.

Pursuant to the Merger Agreement, following the Domestication (as defined below), Merger Sub will merge with and into Blackstar (the “Merger”), with Blackstar continuing as the surviving corporation and a wholly owned subsidiary of the Company. The Merger and the other transactions contemplated by the Merger Agreement are referred to herein as the “Proposed Business Combination.” In connection with the Proposed Business Combination, the Company will be renamed “Blackstar Orbital Corporation.”

At least one business day prior to the closing of the Proposed Business Combination, the Company will de-register from the Register of Companies in the Cayman Islands by way of continuation out of the Cayman Islands and domesticate as a Delaware corporation (the “Domestication”). In connection with the Domestication, (i) each Class B ordinary share will have converted into one Class A ordinary share prior to the Domestication, (ii) each then issued and outstanding Class A ordinary share, after giving effect to redemptions, will convert automatically, on a one-for-one basis, into one share of common stock of the Company (each, a “Parent Common Share”), (iii) each then outstanding right will convert automatically into a right to acquire one-fifth (1/5) of one Parent Common Share upon the consummation of the Proposed Business Combination, and (iv) each then outstanding unit will separate into one Parent Common Share and one such right.

As consideration for the Proposed Business Combination, the holders of Blackstar’s common stock, preferred stock, options and convertible notes will receive, in the aggregate, a number of Parent Common Shares equal to the quotient obtained by dividing (a) $380,000,000 by (b) the Redemption Price (as defined in the Merger Agreement) (the “Aggregate Merger Consideration”), in exchange for all of Blackstar’s Aggregate Fully Diluted Company Common Stock (as defined in the Merger Agreement). Approximately 25% of the Aggregate Merger Consideration will be placed into escrow for a period of six years following the closing to secure certain indemnification and litigation claims. The Merger Agreement also provides for an equity incentive plan reserve of up to 6,000,000 Parent Common Shares, in addition to the Aggregate Merger Consideration. Each outstanding Blackstar option will be converted into an option to acquire Parent Common Shares on substantially the same terms, and Blackstar’s convertible notes will be converted into Blackstar preferred or common stock immediately prior to the effective time of the Merger.

The closing of the Proposed Business Combination is subject to customary conditions, including, among others, (i) approval by the Company’s shareholders and Blackstar’s stockholders, (ii) the effectiveness of a registration statement on Form S-4 to be filed by the Company in connection with the Proposed Business Combination (the “Registration Statement”), (iii) the Parent Common Shares being conditionally approved for listing on Nasdaq or another national stock exchange, (iv) consummation of the Domestication, (v) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required governmental consents, and (vi) the absence of any law or order prohibiting the Merger. The Merger Agreement may be terminated under certain circumstances, including by mutual written agreement, by the Company if the closing has not occurred on or before December 31, 2026, or by Blackstar if the closing has not occurred on or before March 31, 2027, subject to certain exceptions.

In connection with the execution of the Merger Agreement, (i) the Company, the Sponsor and Blackstar entered into a support agreement pursuant to which the Sponsor agreed, among other things, not to transfer or redeem its shares of the Company and to vote its shares in favor of the Proposed Business Combination, and (ii) the Company, Blackstar and certain stockholders of Blackstar entered into a support agreement pursuant to which such stockholders agreed, among other things, to vote in favor of or consent to the adoption of the Merger Agreement. The Merger Agreement also contemplates that, at the closing, the Blackstar stockholders receiving Parent Common Shares will enter into a lock-up agreement.

See Current Report on Form 8-K filed with the SEC on August 7, 2026 for additional information.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 2, 2026 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering, (y) identifying and evaluating prospective acquisition candidates, and (z) negotiating and entering into the Merger Agreement and activities in connection with the Proposed Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence and transaction expenses in connection with the Proposed Business Combination.

For the three months ended September 30, 2026, we had net income of $507,066, which consisted of income on investments held in the Trust Account of $1,107,808, offset by formation, general and administrative expenses of $600,742, which consisted primarily of legal, accounting and other professional fees incurred in connection with the Proposed Business Combination.

For the period from January 2, 2026 (inception) through September 30, 2026, we had net income of $1,571,816, which consisted of income on investments held in the Trust Account of $2,346,853 and gain on remeasurement and expiration of over-allotment option liability of $135,000, offset by formation, general and administrative expenses of $910,037.

Liquidity, Capital Resources and Going Concern

Our liquidity needs have been satisfied prior to the completion of the Initial Public Offering through receipt of a $25,000 from our sponsor in exchange for the issuance of the founder shares to our sponsor and up to $300,000 pursuant to a loan agreement whereby the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the initial public offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the date on which the Company consummated the Initial Public Offering. On March 16, 2026, the outstanding balance of $300,000 under the Note was cancelled in exchange for 30,000 Private Placement Units.

As of September 30, 2026, we had $205,315 in cash held outside of the Trust Account and working capital deficit of $184,886.

For the period from January 2, 2026 (inception) through September 30, 2026, net cash used in operating activities was $499,965. Net income of $1,571,816 was adjusted by income earned on cash and marketable securities held in the trust account of $2,346,853, formation, general and administrative expenses paid by Sponsor under promissory note – related party of $43,462, gain on remeasurement and expiration of over-allotment option liability of $135,000, and $366,610 changes in operating assets and liabilities.

As of September 30, 2026, we had cash and marketable securities of $122,346,853 held in the trust account. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less permitted withdrawals and deferred underwriting commissions) to complete our business combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete an initial business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the post-business combination entity, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $205,315 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

We may need to raise additional funds in order to meet the expenditures required for operating our business prior to our initial business combination. We expect to incur significant costs in connection with the Proposed Business Combination. In addition, if we are unable to consummate a Business Combination by September 16, 2027, we will be subject to a mandatory liquidation and subsequent dissolution. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year from the date that the unaudited condensed consolidated financial statements accompanying this Quarterly Report on Form 10-Q are issued.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a business combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-business combination entity at a price of $10.00 per unit, at the option of the lender. As of September 30, 2026, we did not have any outstanding Working Capital Loans.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities as of September 30, 2026.

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

Critical Accounting Estimates and Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting estimates as of September 30, 2026:

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

Recent Accounting Pronouncements

See Note 2 to the unaudited condensed financial statements included in this Quarterly Report for a discussion of recently issued accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide the information otherwise required under this Item. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

2.1†	Merger Agreement, dated as of August 5, 2026, by and among Pono Capital Four, Inc., Pono Four Merger Sub, Inc. and Blackstar Orbital Technologies Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2026).
10.1†	Parent Support Agreement, dated as of August 5, 2026, by and among Mehana Ventures LLC, Pono Capital Four, Inc. and Blackstar Orbital Technologies Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2026).
10.2†	Company Support Agreement, dated as of August 5, 2026, by and among Pono Capital Four, Inc., Blackstar Orbital Technologies Corporation and the other parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 7, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**

Furnished.

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PONO CAPITAL FOUR, INC.

Date: November 12, 2026		/s/ Dustin Shindo
	Name:	Dustin Shindo
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026		/s/ Gary Miyashiro
	Name:	Gary Miyashiro
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

